Form 10QSB
period 2007-09-30
DKR Holdings, Inc.
filed 2007-11-14
CIK 1399362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

|_|

TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

DKR HOLDINGS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	52649	20-8408181
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

2549 Eastbluff Drive, Suite 215

Newport Beach, CA 92660

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

    Not applicable.

(Former name, address and fiscal year, if changed since last report)

Issuer's telephone number, Including Area Code: 949-612-1984

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES |X|    NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 13, 2007, there were 3,000 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): YES |_|   NO |X|

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the registration statement filed with the Commission on Form 10-SB.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ -
Total Current Assets	-

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$ 120
Total Liabilities	120

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 100,000,000 shares authorized; 3,000 shares issued and outstanding	3,000
Deficit accumulated during development stage	(3,120)
Total Stockholders’ Equity (Deficit)	(120)
Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2007	October 25, 2006 (inception) to September 30, 2007
Revenues
Revenues	$ -	$ -
Total Revenues	-	-

Operating Costs and Expenses
General & Administrative Expenses	-	3,120
Total Operating Costs and Expenses	-	3,120

Net Income (Loss)	$ -	$ (3,120)

Basic and diluted loss per common share	$ -	$ (1.04)
Basic and diluted weighted average
Common shares outstanding	3,000	3,000

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30, 2007	October 25, 2006 (inception) to September 30, 2007
Cash Flows from Operating Activities
Net loss	$ -	$ (3,120)
Issuance of stock for services rendered	-	3,000
Net Cash Provided (Used) by Operating Activities	-	-

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents		-

Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	3,000

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

DKR Holdings, Inc. was incorporated under the laws of the State of Delaware on October 25, 2006.  DKR has been inactive since inception and intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

DKR has not earned any revenue from operations.  Accordingly, DKR's activities have been accounted for as those of a “Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").  DKR's financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of DKR's inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

DKR's financial statements are prepared using the accrual method of accounting. DKR has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting  principles  requires  management to make estimates and  assumptions that affect the reported amounts of  assets  and  liabilities, disclosure of contingent assets and liabilities at the date of the  financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

Cash Equivalents

DKR considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to DKR not having any material operations for period ended September 30, 2007.

Earnings per Share

DKR adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS").  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants.

Impact of New Accounting Standards

DKR  does  not  expect  the  adoption  of recently  issued  accounting pronouncements  to  have  a  material  impact on the  DKR's  results  of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

DKR's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  DKR currently has no source of revenue to cover its costs.  DKR will limit all operational activities to searching and consummating a business combination.  DKR will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.  If DKR is unable to secure financing until a business combination is consummated, it may substantially limit or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

On October 25, 2006 (inception), DKR issued 3,000 shares of DKR’s Common stock value at $3,000 for services to founder, sole officer and director, Huong Tran.  Ms. Tran, the sole officer and director, is the sole shareholder of the DKR. With respect to the share issuance to Ms. Tran, DKR relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

DKR has the following classes of capital stock as of November 13, 2007:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 3,000 shares issued and outstanding.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes to the financial statements included elsewhere in this report as well as the 10-KSB annual report.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We intend that the forward-looking statements be subject to the safe harbors created by those sections.

COMPANY OVERVIEW

DKR Holdings, Inc. was organized on October 25, 2006, as a blank check or shell company under the Laws of the State of Delaware.  DKR does not currently engage in any business activities that provide cash flow.  From inception, the primary activity of DKR has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.  DKR’s primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

BUSINESS COMBINATION

DKR’s main objective is to achieve long-term growth potential through a combination with a business.  DKR will not restrict the potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  At present, DKR has no business opportunities under contemplation for acquisitions.  No assurances can be given that DKR will be successful in locating or negotiating with any target business.

DKR may consider a business which has recently commenced operations, is a developing company in need of working capital, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  Alternatively, a business combination may involve the acquisition of, or merger with, a company which does not need substantial financing, but which desires to establish a public trading market for its shares.

Any selected target business may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, DKR will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, DKR may effect a business combination with an entity in an industry characterized by a high level of risk, and, although management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that management will properly ascertain or assess all significant risks.

The business combination will most likely take the form of a non-cash merger, stock swap or stock-for-assets exchange.  It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  As may dictate by the transaction, the surviving company may register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.

RESULTS OF OPERATION

DKR was incorporated on October 25, 2006.  Therefore, no comparisons will be made with the results of operation for the period ended September 30, 2007.

Net Revenue

The net revenues for the three months ended September 30, 2007 was $0.

Operating Expenses

The operating expenses for the three months ended September 30, 2007 was $0.

Net Income

As a result of the above, the net income for the three months ended September 30, 2007 was $0.  The basic and diluted income per share was $0 during the three months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2007, DKR has $0 in cash and assets and $0 in current liabilities.

Cash Flows from Operating Activities

DKR does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by DKR’s stockholders, management or other investors.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of DKR’s management, including the Chief Executive Officer, of the effectiveness of DKR’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO had concluded that DKR’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by DKR in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to DKR’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by DKR; and (ii) information required to be disclosed by DKR in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2007, there were no changes in DKR’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DKR Holdings, Inc.

(Registrant)

Date: November 13, 2007

By: /s/ Huong Tran

Title: Chief Executive Officer, Principal

Financial Officer and Director