Form 10-Q
period 2008-03-31
DKR Holdings, Inc.
filed 2008-05-14
CIK 1399362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: ____52649___

DKR HOLDINGS INC.

(Exact name of registrant as specified in its charter)

_______________Delaware________________ (State or other jurisdiction of incorporation or organization)	__________20-8408181__________ (I.R.S. Employer Identification No.)
2549 Eastbluff Drive, Suite 215 Newport Beach, CA (Address of principal executive offices)	__92660__ (Zip Code)

Registrant’s telephone number, including area code: _949-612-1984_

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No  ☐

The number of shares outstanding of the registrant’s common stock as of May 14, 2008 was 3,000 shares with $.0001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

3

              Balance Sheets

4

              Statements of Operations

5

              Statements of Cash Flows

6

              Notes to the Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of

              Operations

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.  Controls and Procedures

11

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

12

Item 1A Risk Factors

12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.   Defaults Upon Senior Securities

12

Item 4.  Submission of Matters to a Vote of Security Holders

12

Item 5.  Other Information

12

Item 6.  Exhibits

12

Signatures

13

PART I – FINANCIAL INFORMATION

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

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

	As of March 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$ 120	$ 120
Total Liabilities	120	120

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares
authorized; 3,000 shares issued and outstanding	3,000	3,000
Deficit accumulated during development stage	(3,120)	(3,120)
Total Stockholders’ Equity (Deficit)	(120)	(120)
Total Liabilities and Stockholders’ Equity	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31,
	2008	2007
Revenues
Revenues	$ -	$ -
Total Revenues	-	-

Operating Costs and Expenses
General & Administrative Expenses	-	-
Total Operating Costs and Expenses	-	-

Net Income (Loss)	$ -	$ -

Basic and diluted loss per common share	$ -	$ -
Basic and diluted weighted average
Common shares outstanding	3,000	3,000

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	-	-
Issuance of stock for services rendered	-	-
Net Cash Provided (Used) by Operating Activities	$ -	$ -

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	-

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

In this report references to “DKR Holdings”, “DKR”, “the Company”, “we,” “us,” and “our” refer to DKR Holdings, Inc.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to DKR not having any material operations for period ended March 31, 2008.

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

DKR has the following classes of capital stock as of May 14, 2008:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 3,000 shares issued and outstanding.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “intend,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

COMPANY OVERVIEW

We were organized on October 25, 2006, as a blank check or shell company under the Laws of the State of Delaware.  We do not currently engage in any business activities that provide cash flow.  From inception, our primary activity has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates.  Our primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

BUSINESS COMBINATION

Our main objective is to achieve long-term growth potential through a combination with a business.  We will not restrict the potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  At present, we have no business opportunities under contemplation for acquisitions.  No assurances can be given that we will be successful in locating or negotiating with any target business.

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended March 31, 2008 was $0 as compared to net revenues of $0 for the three months ended March 31, 2007.

Operating Expenses

The operating expenses for the three months ended March 31, 2008 was $0 as compared to operating expenses of $0 for the three months ended March 31, 2007.

Net Income

As a result of the above, the net income for the three months ended March 31, 2008 was $0.  The basic and diluted income per share was $0 during the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, we have $0 in cash and assets and $120 in current liabilities.

Cash Flows from Operating Activities

We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by our stockholders, management or other investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our CEO concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our CEO is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

•

reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DKR Holdings, Inc.

(Registrant)

Date: May 14, 2008

By: /s/ Huong Tran

Huong Tran

Title: Chief Executive Officer, Principal

Financial Officer and Director

13