Form 10-Q
period 2008-06-30
DKR Holdings, Inc.
filed 2008-08-12
CIK 1399362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: ____52649___

DKR HOLDINGS INC.

(Exact name of registrant as specified in its charter)

_______________Delaware________________ (State or other jurisdiction of incorporation or organization)	__________20-8408181__________ (I.R.S. Employer Identification No.)
P.O. Box 681107 Park City, UT (Address of principal executive offices)	__84068__ (Zip Code)

Registrant’s telephone number, including area code: _435-658-1025_

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2008 was 10,000,000 shares with $.0001 par value per share.

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

10

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

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

	As of June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$ 120	$ 120
Total Liabilities	120	120

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares
authorized; 10,000,000 shares issued and outstanding	4,000	3,000
Deficit accumulated during development stage	(4,120)	(3,120)
Total Stockholders’ Equity (Deficit)	(120)	(120)
Total Liabilities and Stockholders’ Equity	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Revenues	$ -	$ -	$ -	$ -
Total Revenues	-	-	-	-

Operating Costs and Expenses
General & Administrative Expenses	-	-	-	-
Total Operating Costs and Expenses	-	-	-	-

Net Income (Loss)	$ -	$ -	$ -	$ -

Basic and diluted loss per common share	$ -	$ -	$ -	$ -
Basic and diluted weighted average
Common shares outstanding	10,000,000	3,000	10,000,000	3,000

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Cash Flows from Operating Activities
Net loss	$ -	$ -	$ -	$ -
Issuance of stock for services rendered	-	-	-	-
Net Cash Provided (Used) by Operating Activities	-	-	-	-

Cash Flows from Investing Activities	-	-	-	-
Net Cash Used in Investing Activities	-	-	-	-

Cash Flows from Financing Activities	-	-	-	-
Net Cash Provided by Financing Activities	-	-	-	-

Net Change in Cash and Cash Equivalents	-	-	-	-

Cash and Cash Equivalents at Beginning of Period	-	-	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	1,000	-	1,000	-

Supplemental Cash Flow Information
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DKR HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to DKR not having any material operations for period ended June 30, 2008.

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

On June 30, 2008, per the Shares Purchase Agreement, Ms. Tran assigned 3,000 shares of DKR’s Common stock to American Fries of Utah, LLC.  In addition, DKR issued 9,997,000 shares of DKR’s Common stock value at $1,000 for services to American Fries of Utah.  American Fries of Utah is the sole shareholder of the DKR. With respect to the share issuance to American Fries of Utah, DKR relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

DKR has the following classes of capital stock as of August 12, 2008:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 10,000,000 shares issued and outstanding.

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended June 30, 2008 was $0 as compared to net revenues of $0 for the three months ended June 30, 2007.

The net revenues for the six months ended June 30, 2008 was $0 as compared to net revenues of $0 for the six months ended June 30, 2007.

Operating Expenses

The operating expenses for the three months ended June 30, 2008 was $0 as compared to operating expenses of $0 for the three months ended June 30, 2007.

The operating expenses for the six months ended June 30, 2008 was $0 as compared to operating expenses of $0 for the six months ended June 30, 2007.

Net Income

As a result of the above, the net income for the three months ended June 30, 2008 was $0.  The basic and diluted income per share was $0 during the three months ended June 30, 2008.

The net income for the six months ended June 30, 2008 was $0.  The basic and diluted income per share was $0 during the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, we have $0 in cash and assets and $120 in current liabilities.

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

DKR Holdings, Inc.

(Registrant)

Date: August 12, 2008

By: /s/ Gerald Bush

Gerald Bush

Title: Chief Executive Officer,

Chief Financial Officer and Director

13