Form 10-Q
period 2008-09-30
BSN SYSTEMS, INC.
filed 2008-11-13
CIK 1399362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number:____52649___

BSN SYSTEMS INC.

(Exact name of registrant as specified in its charter)

_______________Delaware________________ (State or other jurisdiction of incorporation or organization)	__________20-8408181__________ (I.R.S. Employer Identification No.)
18101 Von Karman Ave, Suite 330, Irvine, CA (Address of principal executive offices)	__92612__ (Zip Code)

Registrant’s telephone number, including area code: _949-612-0350_

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2008 was 10,000,000 shares with $.0001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

3

              Balance Sheets

4

              Statements of Operations

5

              Statements of Cash Flows

6

              Notes to the Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of

              Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

13

Item 1A Risk Factors

13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.   Defaults Upon Senior Securities

13

Item 4.  Submission of Matters to a Vote of Security Holders

13

Item 5.  Other Information

13

Item 6.  Exhibits

13

Signatures

14

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

BSN SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

	As of September 30,
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

BSN SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Revenues	$ -	$ -	$ -	$ -
Total Revenues	-	-	-	-

Operating Costs and Expenses
General & Administrative Expenses	-	-	-	-
Total Operating Costs and Expenses	-	-	-	-

Net Income (Loss)	$ -	$ -	$ -	$ -

Basic and diluted loss per common share	$ -	$ -	$ -	$ -
Basic and diluted weighted average
Common shares outstanding	10,000,000	3,000	10,000,000	3,000

The accompanying notes are an integral part of these financial statements.

*

BSN SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Cash Flows from Operating Activities
Net loss	$ -	$ -	$ -	$ -
Issuance of stock for services rendered	-	-	-	-
Net Cash Provided (Used) by Operating Activities	-	-	-	-

Cash Flows from Investing Activities	-	-	-	-
Net Cash Used in Investing Activities	-	-	-	-

Cash Flows from Financing Activities	-	-	-	-
Net Cash Provided by Financing Activities	-	-	-	-

Net Change in Cash and Cash Equivalents	-	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	$ -	$ -	$ 1,000	$ -

Supplemental Cash Flow Information
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BSN SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

In this report references to “DKR Holdings”, “DKR”, “BSN Systems”, “BSN”, “the Company”, “we,” “us,” and “our” refer to BSN Systems, Inc.

Basis of Presentation

DKR Holdings, Inc. was incorporated under the laws of the State of Delaware on October 25, 2006.  On August 14, 2008, we amended of our Certificate of Incorporation to change our name to BSN Systems, Inc.  BSN has been inactive since inception and intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

BSN has not earned any revenue from operations.  Accordingly, BSN's activities have been accounted for as those of a “Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").  BSN's financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of BSN's inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

BSN's financial statements are prepared using the accrual method of accounting. BSN has elected a fiscal year ending on December 31.

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

Cash Equivalents

BSN considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to BSN not having any material operations for period ended September 30, 2008.

Earnings per Share

BSN adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS").  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants.

Impact of New Accounting Standards

BSN  does  not  expect  the  adoption  of recently  issued  accounting pronouncements  to  have  a  material  impact on the  BSN's  results  of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

BSN's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  BSN currently has no source of revenue to cover its costs.  BSN will limit all operational activities to searching and consummating a business combination.  BSN will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.  If BSN is unable to secure financing until a business combination is consummated, it may substantially limit or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

On October 25, 2006 (inception), BSN issued 3,000 shares of BSN’s Common stock value at $3,000 for services to founder, sole officer and director, Huong Tran.  Ms. Tran, the sole officer and director, is the sole shareholder of the BSN. With respect to the share issuance to Ms. Tran, BSN relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

On September 30, 2008, per the Shares Purchase Agreement, Ms. Tran assigned 3,000 shares of BSN’s Common stock to Kesef Worldwide Investments LLC, formerly American Fries of Utah, LLC.  In addition, BSN issued 9,997,000 shares of BSN’s Common stock value at $1,000 for services to Kesef Worldwide Investments.  Kesef Worldwide Investments is the sole shareholder of the BSN. With respect to the share issuance to Kesef Worldwide Investments, BSN relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

BSN has the following classes of capital stock as of November 13, 2008:

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

On August 14, 2008, we amended of our Certificate of Incorporation to change our name to BSN Systems, Inc.

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended September 30, 2008 was $0 as compared to net revenues of $0 for the three months ended September 30, 2007.

The net revenues for the nine months ended September 30, 2008 was $0 as compared to net revenues of $0 for the nine months ended September 30, 2007.

Operating Expenses

The operating expenses for the three months ended September 30, 2008 was $0 as compared to operating expenses of $0 for the three months ended September 30, 2007.

The operating expenses for the nine months ended September 30, 2008 was $0 as compared to operating expenses of $0 for the nine months ended September 30, 2007.

Net Income

As a result of the above, the net income for the three months ended September 30, 2008 was $0.  The basic and diluted income per share was $0 during the three months ended September 30, 2008.

The net income for the nine months ended September 30, 2008 was $0.  The basic and diluted income per share was $0 during the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we have $0 in cash and assets and $120 in current liabilities.

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

BSN Systems, Inc.

(Registrant)

Date: November 13, 2008

By: /s/ Gerald Bush

Gerald Bush

Title: Chief Executive Officer, Chief

Financial Officer and Director

14