Form 10-K
period 2008-12-31
BSN SYSTEMS, INC.
filed 2009-04-24
CIK 1399362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2008

☐   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

BSN SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52649	20-8408181
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

18101 Von Karman Ave, Suite 330  Irvine, CA 92612

(Address of principal executive offices)      (zip code)

Registrant’s telephone number, including area code: 949-612-0350

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No  ☐

The issuer's revenues for the fiscal year ended December 31, 2008 were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2008.

The number of shares outstanding of the registrant’s common stock as of April 22, 2009 was 17,459,794 shares with $.0001 par value per share.

TABLE OF CONTENTS

PART I

Item 1     Business

4

Item 1A  Risk Factors

6

Item 2     Properties

9

Item 3     Legal Proceedings

9

Item 4     Submission of Matters to a Vote of Security Holders

10

PART II

Item 5     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers

               Purchases of Equity Securities

10

Item 6     Selected Financial Data

10

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of

               Operations

10

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

13

Item 8     Financial Statements and Supplementary Data

13

Item 9     Changes in and Disagreements With Accountants on Accounting and Financial

               Disclosure

13

Item 9A(T)  Controls and Procedures

14

Item 9B  Other Information

15

PART III

Item 10   Directors, Executive Officers and Corporate Governance

15

Item 11   Executive Compensation

16

Item 12   Security Ownership of Certain Beneficial Owners and Management and Related

               Stockholder Matters

17

Item 13   Certain Relationships and Related Transactions, and Director Independence

18

Item 14   Principal Accountant Fees and Services

18

PART IV

Item 15   Exhibits and Financial Statement Schedules

19

               Signatures

20

FORWARD LOOKING STATEMENTS

This  Form 10-K and other reports filed by Registrant from time to time with the Securities  and Exchange Commission (collectively the “Filings”) contain or may contain forward  looking statements and information that are based upon beliefs of, and information  currently available to, Registrant's management as well as estimates and assumptions  made  by  Registrant's management.  When used in the filings  the  words “anticipate”, “believe”,  “estimate”,  “expect”,  “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate  to Registrant  or  Registrant's  management  identify  forward  looking statements.   Such  statements  reflect  the  current  view  of Registrant with respect  to future events and are subject to risks, uncertainties,  assumptions and other  factors  relating  to Registrant's industry, Registrant's operations and  results  of  operations  and  any  businesses  that  may  be  acquired  by Registrant.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant  believes  that  the  expectations reflected in the forward looking statements are reasonable, Registrant  cannot guarantee future results, levels  of  activity,  performance  or achievements.   Except  as  required  by applicable law, including the securities  laws of the United States, Registrant does  not  intend to update any of the forward-looking  statements  to  conform these statements to actual results.

In this Form 10-K, references to “DKR Holdings”, “DKR”, “BSN Systems”, “BSN”, “the Company”, “the Registrant”, “Issuer”, “we,” “us,” and “our” refer to BSN Systems, Inc., formerly named DKR Holdings, a Delaware corporation.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)   Business Development

DKR Holdings, Inc. was incorporated in the State of Delaware on October 25, 2006. Since inception, we have been engaged in organizational efforts and obtaining initial financing.  Our business purpose is to seek the acquisition of, or merger with, an existing company.

On August 14, 2008, we amended our Certificate of Incorporation to change our name to BSN Systems, Inc.  We have been inactive since inception and intend to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

We have not earned any revenue from operations.  Accordingly, our activities have been accounted for as those of a “Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").  Our financial statements are identified as those of a development stage company.

(b)   Business of Issuer

On January 21, 2009, we consummated the Share Exchange Transaction whereby we acquired approximately 99.5% of the capital stock of MBBS SA and consequently, the business and operations of MBBS.  MBBS was incorporated in Switzerland and is a manufacturer and global supplier of RFID tags and readers.  Prior to the Share Exchange Transaction, we were a public reporting blank check company in the development stage.  From and after the consummation of the Exchange Agreement, our primary operations consist of the business and operations of MBBS.

On March 19, 2009, we entered into a Stock Purchase Agreement with Elecsys Corporation, pursuant to which Elecsys will acquire MBBS from the Company.  Under the terms of the Agreement, Elecsys will acquire all of the capital stock of MBSS from the Company in exchange for 175,000 shares or approximately 5% of the Elecsys’ common stock.  Additional performance related consideration may be earned over the next five years.  The acquisition is subject to certain closing conditions and is expected to close by June 16, 2009.

Subsequent to when we entered into the Stock Purchase Agreement with Elecsys, Elecsys has been managing our MBBS operations . We believe that Elecsys, with its current business model which includes RFID, resources and infrastructure, is in a better position than we are to create value from MBBS going forward.  At the present and subsequent to the consummation of the proposed sale transaction, we continue to search for other acquisition candidates in which to consider our operating business.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and our desires and the promoters of the opportunity, and our relative negotiating strength and such promoters.

It is likely that we will acquire a participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

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

ITEM 1A.  RISK FACTORS

Our business is difficult to evaluate because we have no operating history

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

There is competition for those private companies suitable for a merger transaction of the type contemplated by management

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

Future Success is highly dependent on the ability of management to locate and attract a suitable acquisition

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

Management intends to devote only a limited amount of time to seek a target company which may adversely impact our ability to identify a suitable acquisition candidate

While seeking a business combination, management anticipates devoting no more than a few hours per week to our affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The company may be subject to further government regulation which would adversely affect our operations

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

Any potential acquisition or merger with a foreign company may subject us to additional risks

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

There is currently no trading market for our common stock

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our business will have no revenues unless and until we merge with or acquire an operating business

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Because we may seek to complete a business combination through an acquisition or “Reverse Merger”, following such a transaction we may not be able to attract the attention of major brokerage firms

Additional risks may exist since we may assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock

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

Authorization of Preferred Stock

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

Control by Management

Our management currently owns 90% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•

Election of the board of directors;

•

Removal of any directors;

•

Amendment of the Company's certificate of incorporation or bylaws; and

•

Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Our CEO and Director also own 80% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

ITEM 2.  PROPERTIES

We neither rents nor owns any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

      (a) Market Information. Our common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

      (b) Holders. As of December 31, 2008 there was one holder of record of our common stock.  Through controlling interest of the said entity, there are a total of four individuals who indirectly own shares of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Net Revenue

The net revenues for the year ended December 31, 2008 was $0 as compared to net revenues of $0 for the year ended December 31, 2007.  No change in net revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the year ended December 31, 2008 was $26,690 as compared to operating expenses of $0 for the year ended December 31, 2007.  The change in operating expenses was due to the legal cost related to the SEC filings.

Net Loss

As a result of the above, the net operating loss for the year ended December 31, 2008 was $26,690 as compared to the net operating loss of $0 for the year ended December 31, 2007.  The change in net operating loss was due to the legal cost related to the SEC filings.

Liquidity and Capital Resources

We incurred a net operating loss of $26,690 and a negative cash flow from operation of $0 for the year ended December 31, 2008.

Cash Flows

Operating activities.  We do not currently engage in any business activities that provide cash flow. BSN currently has no source of revenue to cover its costs.  These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We will limit all operational activities to searching and consummating a business combination.  We will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.

On January 21, 2009, we consummated a Share Exchange Agreement with the stockholders of MBBS SA stock, pursuant to which we issued 7,459,794 shares of our common stock in exchange for 2,784,990 of the issued and outstanding shares of MBBS S.A. (“MBBS”).  After giving effect to the share exchange transaction, MBBS became our majority owned subsidiary.

MBBS was incorporated on May 8, 2000 in Cortaillod Switzerland, under the laws of Switzerland.  MBBS has in-house development and manufacturing capabilities and is a global supplier of read-writeable RFID transponders (tags) and readers.  MBBS also offers custom design and manufacturing of transponders and readers to clients worldwide.  This patented technology is used for a large variety of applications to improve and streamline operations.

On March 19, 2009, we entered into a Stock Purchase Agreement with Elecsys Corporation pursuant to which Elecsys will acquire MBBS from the Company.  Under the terms of the Agreement, Elecsys will acquire all of the capital stock of MBSS from the Company in exchange for 175,000 shares or approximately 5% of the Elecsys’ outstanding Common Stock.  In addition, at the conclusion of each fiscal year for the subsequent five years following the closing, the Company may earn addition consideration payable in shares of Elecsys Common Stock as follows:

•

The percentage of gross revenue contributed to Elecsys by MBBS related sales relative to Elecsys’s overall gross revenue shall be calculated (“Revenue Ratio”).  MBBS related sales is defined as fifty percent (50%) of the gross revenue from any order for products or services shipped or provided by Elecsys that contains or uses MBBS RFID technology.  If the Revenue Ratio is greater than the percentage of the then outstanding Elecsys Common Stock owned by the Company, Elecsys shall issue additional Elecsys Common Stock to the Company in an amount that causes the Revenue Ratio and the percentage of the outstanding Elecsys Common Stock then owned by the Company to be equal.

•

In the event that a tax payment savings can be realized by Elecsys resulting from the MBBS Net Operating Loss, Elecsys shall issue to the Company shares of Elecsys Common Stock with a value equal to twenty percent (20%) of any realized tax payment savings.

The total number of shares of Elecsys Common Stock to be issued under the Agreement shall not exceed 800,000 shares including the initial 175,000 shares.  The acquisition is subject to certain closing conditions and is expected to close by June 16, 2009.

Should we consummate the proposed sale transaction with Elecsys, management believes that in order to continue operating for the next 12 months, we expect to obtain cash from internal sources of $0 and needs an additional external financing of $500,000.  Management estimated it needs $200,000 as working capital to maintain the Company’s fully reporting status and to source for other acquisition candidates and $300,000 as consideration for future acquisitions.  During the next twelve months we do not expect to generate sufficient cash flow from our operations.  If we do not succeed in raising capital in the near future, we will not have sufficient funds to continue operations.

Should we fail to consummate the proposed sale transaction with Elecsys whereby we retain our majority owned operating subsidiary, MBBS, management believes that in order to continue operating for the next 12 months, we expect to obtain cash from internal sources of $0 and needs an additional external financing of $2,500,000.  During the next twelve months MBBS does not expect to generate sufficient cash flow from its operations.  If we do not succeed in raising capital in the near future, we will not have sufficient funds to continue operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the audited financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Malone & Bailey PC, the independent accountant who had been engaged by us as the principal accountant to audit our consolidated financial statements, was dismissed effective March 19, 2009. On March 19, 2009 (the “Engagement Date”), our Board of Directors approved the engagement of BDO Visura as our new principal independent accountant to audit our consolidated financial statements for the years ending December 31, 2007 and December 31, 2008.

The decision to change our independent accountant from Malone & Bailey to BDO Visura was approved by our Board of Directors.

The report of Malone & Bailey on our financial statements as of and for the year ended December 31, 2006 did not contain an adverse opinion, or a disclaimer of opinion.  The report of the independent Registered Accounting Firm contained a going concern explanatory paragraph for the period ended December 31, 2006.  We are an inactive entity as defined by Section 3-11 of Regulation S-X.  Accordingly, the financial statements required for purposes of reports, for the periods from filing the registration statement (Form 10SB12G) on May 15, 2007 through the date of dismissal, pursuant to the Securities Exchange Act of 1934 were unaudited.  During the years 2007 and 2008 through the date of dismissal, there were no past disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

During our two most recent fiscal years through the Engagement Date, we have not consulted with the BDO Visura regarding either:

1. the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that BDO Visura concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T).  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is as of the fiscal year ended December 31, 2008. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position
Gerald Bush	73	Chief Executive Officer, Chief Financial Officer and Director
Keith Nguyen	44	President and Chief Operating Officer

Jerry Bush, Chief Executive Officer, Chief Financial Officer and Director

Gerald Bush has been BSN’s Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer since June 2008. Mr. Bush is the principal of Kesef Worldwide Investments of Utah since April 2007.  He is also the Chairman of Kesef Worldwide Inc since 1987.  He was formerly an acquisition and financing specialist for Alpine Air, Chief Financial Officer for Jones Apparel Group, and a partner at Brandford Trust, a Swiss bank. Mr. Bush holds a Bachelor of Science degree in Electrical Engineering from The Citadel and an MBA from the State University of New York.

Keith Nguyen, President, Chief Operating Officer

Keith Nguyen has been the President and Chief Operating Officer at BSN Systems, Inc. since June 2008.  Mr. Nguyen has been a managing director at CDM Capital, LLC since September 2006.  He also has been serving as a member of the Board of Directors, Chief Financial Officer and Chief Operating Officer of 3N Consulting, Inc since September 2007.  Mr. Nguyen had served in various executive and director capacities for DataLogic International, DataLogic Consulting from 2002 to 2007.  He has broad technical and business experience in the areas of Aerospace, Defense, Financial, Retail, Hospitality, and Transportation. He has served as a technical consultant for Flagstar, CSX, Levi's, Charles Schwab and other Fortune 500 companies. Mr. Nguyen holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University.

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

(b) Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, with respect to the fiscal year ended December 31, 2008, our officer, sole director and shareholder, known to us to own more than 10% of our common stock had a late filing of the Form 3 Initial Statement of Beneficial Ownership of Securities.

(c) Code of Ethics.

We currently do not have a code of ethics. Upon consummation of a business combination subsequent to the closing of the proposed sale transaction with Elecsys, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

(d) Board Committees and Designated Directors.

We currently do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination, subsequent to the closing of the proposed sale transaction with Elecsys.  The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission. We will evaluate establishing such committees in the future.

ITEM 11.  EXECUTIVE COMPENSATION

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners.

The following table sets forth certain information, as of December 31, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the BSN’s executive officers and directors; and (iii) BSN’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Kesef Worldwide Investments of Utah, LLC. P.O. Box 681107 Park City, Utah 84068	10,000,000	100%
Gerald Bush 18101 Von Karman Ave, Ste 330 Irvine, CA 92612	8,000,000 (1)	80%
Keith Nguyen 18101 Von Karman Ave, Ste 330 Irvine, CA 92612	1,000,000 (1)	10%
All Officers and Directors as a group	9,000,000	90%

           (1) Indirectly owned through Kesef Worldwide Investments of Utah, LLC.

Description of Securities

On October 25, 2006 (inception), BSN Systems issued 3,000 shares of its Common stock value at $3,000 for cash which was used to pay for certain expenses related organization.  On June 30, 2008, per the Shares Purchase Agreement, Ms. Tran assigned 3,000 shares of BSN’s Common stock to Kesef Worldwide Investments of Utah, LLC., formerly American Fries of Utah, LLC.  In addition, BSN issued 9,997,000 shares of BSN’s Common stock to Kesef Worldwide Investments.  Kesef Worldwide Investments is the sole shareholder of the BSN. With respect to the share issuance to Kesef Worldwide Investments, BSN relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities

Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

As of December 31, 2008, we had (i) 100,000,000 shares of common stock authorized, $0.0001 par value, of which 10,000,000 shares were issued and outstanding, and (ii) 20,000,000 shares of Preferred Stock authorized, $0.0001 par value, none of which was issued and outstanding.

There is not and has never been any established “public market” for our shares of common stock. We intend to submit for quotation of our common stock on the OTC Bulletin Board in the near future. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock is Pacific Stock Transfer. The transfer agent’s address is 500 E. Warm Springs Road, Ste 240 Las Vegas, NV 89119 and their telephone number is (702) 361-3033.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K and Item 407(a) of Regulation S-K..

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Malone & Bailey, P.C. acts as our principal accountant until March 19, 2009. On March 19, 2009 we terminated our engagement with Malone & Bailey, P.C. and engaged BDO Visura as our principal accountant and to audit the financial statements for the years ended December 31, 2008 and 2007.

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2008 and December 31, 2007 for professional services rendered by BDO Visura, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$11,500	$11,500
Audited Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,500	$11,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2008. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

- Report of Independent Registered Public Accounting Firm

F-1

- Balance Sheet as of December 31, 2008 and 2007

F-2

- Statement of Operations for the years ended December 31, 2008 and 2007 and the period from October 25, 2006 (inception) to December 31, 2008

F-3

- Statement of Stockholder’s Equity (Deficit) for the years ended December 31, 2008 and 2007 and the period from October 25, 2006 (inception) to December 31, 2008

F-4

- Statement of Cash Flows for the years ended December 31, 2008 and 2007 and the the period from October 25, 2006 (inception) to December 31, 2008

F-5

- Notes to the Financial Statements

F-6

(b) Financial Statements Schedules

      None

(c) Exhibits:

Exhibit No.	Description
16.1	Change in Certifying Accountant
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BSN SYSTEMS, INC.
By: /s/ Gerald Bush
Gerald Bush
Chief Executive Officer, Chief Financial Officer and Director
Date: April 23, 2009

BDO Visura Audit and Assurance	CH-8031 Zurich, Fabrikstrasse 50 Phone +41 44 444 35 55, Fax +41 44 444 37 66 www.bdo.ch

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BSN Systems, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of BSN Systems, Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and December 31, 2007 and the period from October 25, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSN Systems, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and December 31, 2007 and the period from October 25, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has currently no source of revenue and has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zurich, April 23, 2009

BDO Visura

/s/ Andreas Wyss

/s/ Christoph Tschumi

Auditor in Charge

Swiss Certified Accountant

Swiss Certified Accountant / CPA

BSN SYSTEMS, INC.

(FORMERLY DKR HOLDINGS, INC.)

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	As of December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities	$ 6,810	$ 120
Total Liabilities	6,810	120

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares
authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional Paid In Capital	22,000	2,000
Deficit accumulated during development stage	(29,810)	(3,120)
Total Stockholders’ Equity (Deficit)	(6,810)	(120)
Total Liabilities and Stockholders’ Equity (Deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BSN SYSTEMS, INC.

(FORMERLY DKR HOLDINGS, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period From October 25, 2006 (inception) to December 31,
	2008	2007	2008
Revenues
Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

Operating Costs and Expenses
General & Administrative Expenses	26,690	-	29,810
Total Operating Costs and Expenses	26,690	-	29,810

Net Income (Loss)	$ 26,690	$ -	$ (29,810)

Basic and diluted loss per common share	$ (0.0027)	$ -	$ (0.0030)
Basic and diluted weighted average
Common shares outstanding	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

BSN SYSTEMS, INC.

(FORMERLY DKR HOLDINGS, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Period from October 25, 2006 (Inception) through December 31, 2008

			Additional
	Common Stock		Paid In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Common shares issued for cash	10,000,000	$ 1,000	$ 2,000	$ -	$ 3,000

Net loss	-	-	-	(3,120)	(3,120)

Balance at December 31, 2006	10,000,000	1,000	2,000	(3,120)	(120)

Net loss	-	-	-	-	-

Balance at December 31, 2007	10,000,000	1,000	2,000	(3,120)	(120)

Capital contribution through
payment of the Company's
expenses by a shareholder	-	-	20,000	-	20,000

Net loss	-	-	-	(26,690)	(26,690)

Balance at December 31, 2008	10,000,000	$ 1,000	$ 22,000	$ (29,810)	$ (6,810)

The accompanying notes are an integral part of these financial statements.

BSN SYSTEMS, INC.

(FORMERLY DKR HOLDINGS, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from October 25, 2006 inception) to December 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$ (26,690)	$ -	$ (29,810)
Capital contribution through payment of the Company's
expenses by a shareholder	20,000	-	20,000
Change in current liabilities	6,690	-	6,810
Net Cash Provided (Used) by Operating Activities	-	-	(3,000)

Cash Flows from Investing Activities	-	-	-
Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common shares	-	-	3,000
Net Cash Provided by Financing Activities	-	-	3,000

Net Change in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -	$ -

Supplemental Cash Flow Information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BSN SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

NOTE 1.  BUSINESS DESCRIPTION AND ORGANIZATION

In this report references to “DKR Holdings”, “DKR”, “BSN Systems”, “BSN”, “the Company”, “the Registrant”, “Issuer”, “we,” “us,” and “our” refer to BSN Systems, Inc.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

BSN has not earned any revenue from operations. Accordingly, BSN's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that BSN's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of BSN's inception.

BSN has elected a fiscal year ending on December 31.

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

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company reviews its deferred tax asset for recovery and a valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Basic Income / (Loss) per Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2008 for purposes of computing fully diluted earnings per share.

Impact of New Accounting Standards

BSN does not expect the adoption of recently issued accounting pronouncements to have a significant impact on BSN's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

BSN's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  BSN currently has no source of revenue to cover its costs.  These matters raise substantial doubt about its ability to continue as a going concern . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BSN will limit all operational activities to searching and consummating a business combination.  BSN will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.

Should BSN consummated the transaction with Elecsys, as described in Note 6, management believes that in order to continue operating for the next 12 months, BSN expects to obtain cash from internal sources of $0 and needs an additional external financing of $500,000.  Management estimated it needs $200,000 as working capital to maintain the Company’s fully reporting status and to source for other acquisition candidates and $300,000 as consideration for future acquisitions.  During the next twelve months BSN does not expect to generate sufficient cash flow from its operations.  If we do not succeed in raising capital in the near future, we will not have sufficient funds to continue operations.

Should BSN fail to consummate the transaction with Elecsys, as described in Note 6, and BSN retain its majority owned operating subsidiary, MBBS, management believes that in order to continue operating for the next 12 months, BSN expects to obtain cash from internal sources of $0 and needs an additional external financing of $2,500,000.  During the next twelve months MBBS does not expect to generate sufficient cash flow from its operations.  If we do not succeed in raising capital in the near future, we will not have sufficient funds to continue operations.

NOTE 4.  RESTATEMENT

During the preparation of the financial statements for the year ended December 31, 2008, BSN noted that there was an error in the statement of cash flow for the period from October 25, 2006 (inception) to December 31, 2006 as included in previous filings with respect to the proceeds from issuance of shares of $3,000 as of inception. This was previously presented as cash flow from operating activities. BSN determined that this should have been presented as cash flow from financing activities and changed the presentation in the statement of cash flows for the period from October 25, 2006 (inception) to December 31, 2008 accordingly.

NOTE 5.  SHAREHOLDER'S EQUITY

On October 25, 2006 (inception), BSN issued 3,000 shares of BSN’s Common stock value at $3,000 for cash which was used to pay for certain expenses related organization.  On June 30, 2008, per the Shares Purchase Agreement, Ms. Tran assigned 3,000 shares of BSN’s Common stock to Kesef Worldwide Investments LLC, formerly American Fries of Utah, LLC.  In addition, BSN issued 9,997,000 shares of BSN’s Common stock to Kesef Worldwide Investments.  Kesef Worldwide Investments is the sole shareholder of the BSN. With respect to the share issuance to Kesef Worldwide Investments, BSN relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

The issuance of 9,997,000 shares was accounted for as a stock split with the par value remaining $0.0001.  Accordingly, all references to common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.  Stockholders’ equity (deficit) reflects the stock split by reclassifying from “Additional paid in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split for the beginning balance and all subsequent balances.

Preferred Stock

BSN's board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

BSN has the following classes of capital stock as of December 31, 2008:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 10,000,000 shares issued and outstanding.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

NOTE 6.  INCOME TAXES

At December 31, 2008, the Company has net operating loss and federal and state tax credit carried forwards of approximately $3,120.  Due to the present uncertainties, concerning the Company’s future profitability, no tax asset has been recognized in the accounts.

NOTE 7.  SUBSEQUENT EVENTS

On January 1, 2009, BSN entered into a service agreement concerning public relations with MC Services AG ("MC") whereas MC shall advise the Company in its public relations and investor relations activities in Europe, with main emphasis on the promotion of the MBBS product offering. The parties agreed to settle related fees for an initial six months period with a one time non cash transfer of unrestricted and fully tradable BSN common shares at a discount of 50% to the registration price, or if the BSN shares may not be registered by June 30, 2009, accumulated fees plus a bonus of 50% of the total amount of fees due by June 30. After the initial period the program will continue on a service for cash basis at the prices and terms as described in the agreement. The term of the agreement is 12 months and it may be terminated by either party with a 90 days' notice to the end of any 12 months period. If the agreement does not get terminated, it will continue for another 12 months.

On January 21, 2009, BSN consummated a Share Exchange Agreement between BSN and the stockholders of MBBS SA stock, pursuant to which BSN issued 7,459,794 shares of its common stock in exchange for 2,784,990 or approximately 99.5% of the issued and outstanding shares of MBBS. The transaction will be accounted for using the purchase method of accounting in accordance with SFAS No. 141(R) “Business Combinations”. No further disclosures can be made at this point as the accounting for this transaction has not been finalized yet.

On March 19, 2009, BSN entered into a Stock Purchase Agreement with Elecsys Corporation pursuant to which Elecsys will acquire MBBS from BSN.  Under the terms of the Agreement, Elecsys will acquire all of the capital stock of MBSS from BSN in exchange for 175,000 shares or approximately 5% of the Elecsys’ outstanding Common Stock.  In addition, at the conclusion of each fiscal year for the subsequent five years following the closing, BSN may earn addition consideration payable in shares of Elecsys Common Stock as follows:

•

The percentage of gross revenue contributed to Elecsys by MBBS related sales relative to Elecsys’s overall gross revenue shall be calculated (“Revenue Ratio”).  MBBS related sales is defined as fifty percent (50%) of the gross revenue from any order for products or services shipped or provided by Elecsys that contains or uses MBBS RFID technology.  If the Revenue Ratio is greater than the percentage of the then outstanding Elecsys Common Stock owned by BSN, Elecsys shall issue additional Elecsys Common Stock to BSN in an amount that causes the Revenue Ratio and the percentage of the outstanding Elecsys Common Stock then owned by BSN to be equal.

•

In the event that a tax payment savings can be realized by Elecsys resulting from the MBBS Net Operating Loss, Elecsys shall issue to BSN shares of Elecsys Common Stock with a value equal to twenty percent (20%) of any realized tax payment savings.

The total number of shares of Elecsys Common Stock to be issued under the Agreement shall not exceed 800,000 shares including the initial 175,000 shares.  The acquisition is subject to certain closing conditions and is expected to close by June 16, 2009.